Form 10-Q
period 2011-09-30
ACCELERATED ACQUISITION XIII
filed 2011-11-15
CIK 1497919

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

Indicate the number of shares outstanding of each of the issuer’s classes of the common stock, as of the latest practicable date:   Common Stock, $0.0001 par value: 5,000,000 shares outstanding as of November 9, 2011.

		Page(s)
PART I – FINANCIAL INFORMATION:

Item 1.	Financial Statements (unaudited):	3

	Balance Sheets as of September 30, 2011 (unaudited) and March 31, 2011 (audited)	4

	Statements of Operations for the three months ended September 30, 2011 and September 30, 2010 and for the six months ended September 30, 2011 and September 30, 2010 and period from inception (May 4, 2010) through September 30, 2011 (unaudited)	5

	Statements of Cash Flows for the six months ended September 30, 2011 and 2010 and period from inception (May 4, 2010) through September 30, 2010	6

	Notes to Financial Statements (unaudited)	7

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	12

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	13

Item 4T. Controls and Procedures		14

PART II – OTHER INFORMATION:

Item 1.	Legal Proceedings	14

Item 1A	Risk Factors	14

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	14

Item 3.	Defaults Upon Senior Securities	14

Item 4.	(Reserved and Removed)	14

Item 5.	Other Information	14

Item 6.	Exhibits	14

Signatures		15

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ACCELERATED ACQUISITIONS XIII, INC.
(A Development Stage Company)
CONDENSED BALANCE SHEETS

	September 30,	March 31,
	2011	2011
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$200	$200

	$200	$200

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accrued expenses due to founder	$2,600	$0

Total liabilities	2,600	0

Commitments and contingencies

Stockholders’ deficit:
Preferred stock, $0.0001 par value, 10,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.0001 par value, 100,000,000 shares authorized,5,000,000 shares issued and outstanding	500	500
Additional paid-in capital	1,500	1,500
Accumulated deficit	(4,400)	(1,800)

Total stockholders’ deficit	(2,400)	(200)

	$200	$200

See accompanying notes.

ACCELERATED ACQUISITIONS XIII, INC.
(A Development Stage Company)
CONDENSED STATEMENTS OF OPERATIONS

	For the Three Month Periods Ended		For the Six Month Periods Ended		May 4, 2010 (inception) through September
	September 30,		September 30,		30,
	2011	2010	2011	2010	2011

Revenues	$-	$-	$-	$-	$-

Operating Expenses
General and administrative	800	-	2,600	1,800	4,400
Total operating expenses	800	-	2,600	1,800	4,400

NET LOSS	$(800)	$-	$(2,600)	$(1,800)	$(4,400)

BASIC AND DILUTED LOSS PER SHARE	$-	$-	$-	$-	$-

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	5,000,000	5,000,000	5,000,000	5,000,000	5,000,000

See accompanying notes.

ACCELERATED ACQUISITIONS XIII, INC.
(A Development Stage Company)
STATEMENT OF STOCKHOLDERS’ EQUITY

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
	Shares	Amount
Balance prior to inception	—	$—	$—	$—	$—	$—
Issuance of common stock to founder for cash	5,000,000	500	1,500	—	—	2,000
Net loss / comprehensive loss	—	—	—	(1,800)	—	(1,800)
Balances at March 31, 2011	5,000,000	500	1,500	(1,800)	—	200
Net loss / comprehensive loss (unaudited)	—	—		(2,600)	—	(2,600)
Balances at September 30, 2011	5,00,000	$500	$1,500	$(4,400)	$—	$(2,400)

See accompanying notes.

ACCELERATED ACQUISITIONS XIII, INC.
(A Development Stage Company)
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six months ended September 30, 2011	Six months ended September 30, 2010	Inception (May 4, 2010) through September 30, 2011
OPERATING ACTIVITIES:
Net loss	$(800)	$(800)	(1,600)
Adjustments to reconcile net loss to net cash used in operating activities:
Increase in accrued expenses due to founder	1,800	—	1,800
Stock-based compensation	---	—	----

Net cash used in operating activities	(1,800)	(1,800)	(3,600)

FINANCING ACTIVITIES:
Proceeds from the issuance of common stock	—	2,000	2,000

Net increase in cash and cash equivalents	—	200	200

Cash and equivalents at beginning of period	200	—	—

Cash and equivalents at end of period	$200	$200	200

See accompanying notes.

ACCELERATED ACQUISITIONS XIII, INC.
(A Development Stage Company)
Notes to Financial Statements
September 30, 2011 and 2010 and for the period
May 4, 2010 (date of inception) through September 30, 2011
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

ACCELERATED ACQUISITIONS XIII, INC.
(A Development Stage Company)
Notes to Financial Statements
September 30, 2011 and 2010 and for the period
May 4, 2010 (date of inception) through September 30, 2011
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

For purposes of the statement of cash flows, the Company considers highly liquid financial instruments purchased with a maturity of three months or less to be cash equivalents.  The Company had $200 cash equivalents at September 30, 2011.

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

NOTE 2 - GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which assumes the Company will realize its assets and discharge its liabilities in the normal course of business. As reflected in the accompanying financial statements, the Company has a deficit accumulated during the development stage, used cash from operations since its inception, and has negative working capital at September 30, 2011. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. The Company’s ability to continue as a going concern is also dependent on its ability to find a suitable target company and enter into a possible reverse merger with such company. Management’s plan includes obtaining additional funds by equity financing through a reverse merger transaction and/or related party advances; however there is no assurance of additional funding being available. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might arise as a result of this uncertainty.

ACCELERATED ACQUISITIONS XIII, INC.
(A Development Stage Company)
Notes to Financial Statements
September 30, 2011 and 2010 and for the period
May 4, 2010 (date of inception) through September 30, 2011
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

The majority shareholder has advanced funds, as necessary.  These advances are considered temporary in nature and are payable on demand.   There is no formal document describing the terms of this arrangement (maturity date and interest rates).  As of September 30, 2011, the debts, in the amount of $2,600 was due shareholder.

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

ACCELERATED ACQUISITIONS XIII, INC.
(A Development Stage Company)
Notes to Financial Statements
September 30, 2011 and 2010 and for the period
May 4, 2010 (date of inception) through September 30, 2011
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

	September 30, 2011	March 31, 2011
Gross deferred tax assets	4,400.	1,800.
Valuation allowance	(4,400)	(1,800)
Net deferred tax asset	—	—

As of September 30, 2011 the Company had a net operating loss carryforward of approximately $4,400 which will begin to in the tax year 2028.

Federal tax laws impose significant restrictions on the utilization of net operating loss carryforwards and research and development credits in the event of a change in ownership of the Company, as defined by the Internal Revenue Code Section 382. The Company’s net operating loss carryforwards and research and development credits may be subject to the above limitations.

The relevant FASB standard resulted in no adjustments to the Company’s liability for unrecognized tax benefits.  As of the date of adoption and as of September 30, 2011 there were no unrecognizable tax benefits. Accordingly, a tabular reconciliation from beginning to ending periods is not provided. The Company will classify any future interest and penalties as a component of income tax expense if incurred. To date, there have been no interest or penalties charged or accrued in relation to unrecognized tax benefits.  The Company is subject to federal and state examinations for the year 2010 forward. There are no tax examinations currently in progress.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

For the three and six months ending September 30, 2011 and 2010 the Company had no revenues and incurred $800, $0, $2,600, and $1,800 of general and administrative expenses, respectively. The Company has incurred general and administrative costs, in the amount of $4,400 for the period May 4, 2010 (date of inception) through September 30, 2011.

For the period from inception (May 4, 2010) through September 30, 2011, the Company had no activities that produced revenues from operations and had a net loss of $4,400, due to legal, accounting, audit and other professional service fees incurred in relation to the formation of the Company and the filing of the Company’s Registration Statement on Form 10 filed in July 2010 and other SEC-related compliance matters.

Liquidity and Capital Resources

As of September 30, 2011, the Company had assets equal to $200, consisting of cash.  Our current liabilities consist of amounts due to our majority shareholder.

The following is a summary of the Company's cash flows from operating, investing, and financing activities:

For the Cumulative Period from Inception (May 4, 2010) through September 30, 2011

Operating activities	$(4,400)
Investing activities	-
Financing activities	$4,600

Net effect on cash	$200

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

Since our Registration Statement on Form 10 became effective, our officers and sole director have had limited contact or discussions with representatives of other entities regarding a business combination with us. Any target business that is selected may be a financially unstable company or an entity in its early stages of development or growth, including entities without established records of sales or earnings. In that event, we will be subject to numerous risks inherent in the business and operations of financially unstable and early stage or potential emerging growth companies. In addition, we may effect a business combination with an entity in an industry characterized by a high level of risk, and, although our management will endeavor to evaluate the risks inherent in a particular target business, there can be no assurance that we will properly ascertain or assess all significant risks.

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

Changes in Internal Control Over Financial Reporting

There were no changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the fiscal quarter ended September 30, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Dated: November 15, 2011
ACCELERATED ACQUISITIONS XIII, INC.

	By:	/s/ Timothy J. Neher
Timothy J. Neher
President/ CEO