Form 10-Q
period 2011-12-31
Sowa Jisho International Inc.
filed 2012-02-14
CIK 1497919

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to                      .

Commission file number 000-54058

Sowa Jisho Co., Ltd.
formerly Accelerated Acquisitions XIII, Inc. (Exact name of registrant as specified in its charter)

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

Indicate the number of shares outstanding of each of the issuer’s classes of the common stock, as of the latest practicable date:   Common Stock, $0.0001 par value: 5,000,000 shares outstanding as of February 14, 2012.

Index

		Page
PART I – FINANCIAL INFORMATION:

Item 1.	Financial Statements (unaudited):	3

	Balance Sheets as of Dectember 31, 2011 (unaudited) and March 31, 2011 (audited)	4

	Statements of Operations for the three and nine months ended December 31, 2011 and period from inception (May 4, 2010) through December 31, 2010 and for the cumulative period from inception (May 4, 2010) through December 31, 2011 (unaudited)	5

	Statements of Cash Flows for the nine months ended December 31, 2011 and period from inception (May 4, 2010) through December 31, 2010 and for the cumulative period from inception (May 4, 2010) to December 31, 2011 (unaudited)	6

	Notes to Financial Statements (unaudited)	7

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	12

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	14

Item 4T.	Controls and Procedures	15

PART II – OTHER INFORMATION:

Item 1.	Legal Proceedings	15

Item 1A	Risk Factors	15

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	15

Item 3.	Defaults Upon Senior Securities	15

Item 4.	(Reserved and Removed)	15

Item 5.	Other Information	15

Item 6.	Exhibits	15

Signatures		16

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ACCELERATED ACQUISITIONS XIII, INC.
(A Development Stage Company)
CONDENSED BALANCE SHEETS

	December 31,	March 31,
	2011	2011
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$2,435	$200

	$2,435	$200

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accrued expenses due to founder	$3,485	$0

Total liabilities	3,485	0

Commitments and contingencies

Stockholders’ deficit:
Preferred stock, $0.0001 par value, 10,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.0001 par value, 100,000,000 shares authorized, 24,850,000 and 5,000,000 shares issued and outstanding	2,485	500
Additional paid-in capital	1,850	1,500
Accumulated deficit	(5,385)	(1,800)

Total stockholders’ deficit	(1,150)	(200)

	$2,435	$200

See accompanying notes.

Sowa Jisho Co., Ltd.
formerly Accelerated Acquisitions XIII, Inc.
 (A Development Stage Company)
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Month Periods Ended		For the Six Month Periods Ended		May 4, 2010 (inception) through December
	December 31,		December 31,		31,
	2011	2010	2011	2010	2011

Revenues	$-	$-	$-	$-	$-

Operating Expenses
General and administrative	985	-	2,600	1,800	4,400
Total operating expenses	985	-	2,600	1,800	4,400

NET LOSS	$(985)	$-	$(2,600)	$(1,800)	$(4,400)

BASIC AND DILUTED LOSS PER SHARE	$(0.00)	$-	$(0.00)	$(0.00)	-

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	5,654,396	5,000,000	5,163,151	5,000,000

See accompanying notes.

Sowa Jisho Co., Ltd.
formerly Accelerated Acquisitions XIII, Inc.
 (A Development Stage Company)
STATEMENT OF STOCKHOLDERS’ EQUITY

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
	Shares	Amount
Balance prior to inception	—	$—	$—	$—	$—	$—

Issuance of common stock to founder for cash	5,000,000	500	1,500	—	—	2,000
Net loss / comprehensive loss	—	—	—	(1,800)	—	(1,800)
Balances at March 31, 2011	5,000,000	500	1,500	(1,800)	—	200
Shares tendered by founder	(3,500,000)	(350)				----
Issue common under subscription agreement to purchaser	23,350,000	2,335				2,335
Net loss / comprehensive loss (unaudited)	—	—		(3,585)	—	(3,585)
Balances at December 31, 2011	24,850,000	$2,485	$1,850	$(5,385)	$—	$(1,050)

See accompanying notes.

Sowa Jisho Co., Ltd.
formerly Accelerated Acquisitions XIII, Inc.
(A Development Stage Company)
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three months ended December 31, 2011	Inception (May 4, 2010) through December 31, 2010	Inception (May 4, 2010) through December 31, 2011 (Cumulative)
OPERATING ACTIVITIES:
Net loss	$(3,585)	$(1,800)	(5,385)
Adjustments to reconcile net loss to net cash used in operating activities:
Increase in accrued expenses due to founder	3,485	—	3,485

Net cash used in operating activities	(100)	(1,800)	(1,900)

FINANCING ACTIVITIES:
Issuance of common stock/Shareholder advances	2,335	2,000	4,335

Net increase in cash and cash equivalents	2,235	200	2,435

Cash and equivalents at beginning of period	200	—	—

Cash and equivalents at end of period	$2,435	$200	2,435

See accompanying notes.

Sowa Jisho Co., Ltd.
formerly Accelerated Acquisitions XIII, Inc.
(A Development Stage Company)
Notes to Financial Statements
December 31, 2011 and 2010 and for the period
May 4, 2010 (date of inception) through December 31, 2011
(unaudited)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

(a)	Organization and Business:

Sowa Jisho Co., Ltd., formerly Accelerated Acquisitions XIII, Inc. (“the Company”) was incorporated in the state of Delaware on May 4, 2010 for the purpose of raising capital that is intended to be used in connection with its business plan which may include a possible merger, acquisition or other business combination with an operating business.

The Company is currently in the development stage. All activities of the Company to date relate to its organization, initial funding and share issuances.

On December 28, 2011, the Company entered into agreement with an operating Company and changed its name to Sowa Jisho Co., Ltd.

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

Sowa Jisho Co., Ltd.
formerly Accelerated Acquisitions XIII, Inc.
(A Development Stage Company)
Notes to Financial Statements
December 31, 2011 and 2010 and for the period
May 4, 2010 (date of inception) through December 31, 2011
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

For purposes of the statement of cash flows, the Company considers highly liquid financial instruments purchased with a maturity of three months or less to be cash equivalents.  The Company had $200 cash equivalents at December 31, 2011.

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

NOTE 2 - GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which assumes the Company will realize its assets and discharge its liabilities in the normal course of business. As reflected in the accompanying financial statements, the Company has a deficit accumulated during the development stage, used cash from operations since its inception, and has negative working capital at December 31, 2011. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. The Company’s ability to continue as a going concern is also dependent on its ability to find a suitable target company and enter into a possible reverse merger with such company. Management’s plan includes obtaining additional funds by equity financing through a reverse merger transaction and/or related party advances; however there is no assurance of additional funding being available. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might arise as a result of this uncertainty.

Sowa Jisho Co., Ltd.
formerly Accelerated Acquisitions XIII, Inc.
(A Development Stage Company)
Notes to Financial Statements
December 31, 2011 and 2010 and for the period
May 4, 2010 (date of inception) through December 31, 2011
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

The majority shareholder has advanced funds, as necessary.  These advances are considered temporary in nature and are payable on demand.   There is no formal document describing the terms of this arrangement (maturity date and interest rates).  As of December 31, 2011, the debts, in the amount of $3,485 was due shareholder.

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

Based on the level of historical taxable losses and projections of future taxable income (losses) over the periods in which the deferred tax assets can be realized, management currently believes that it is more likely than not that the Company will not realize the benefits of these deductible differences. Accordingly, the Company has provided a valuation allowance against the gross deferred tax assets.

Sowa Jisho Co., Ltd.
formerly Accelerated Acquisitions XIII, Inc.
(A Development Stage Company)
Notes to Financial Statements
December 31, 2011 and 2010 and for the period
May 4, 2010 (date of inception) through December 31, 2011
(unaudited)

NOTE 4 - INCOME TAXES (continued)

As of December 31, 2011 the Company had a net operating loss carryforward of approximately $5,385 which will begin to in the tax year 2028.

Federal tax laws impose significant restrictions on the utilization of net operating loss carryforwards and research and development credits in the event of a change in ownership of the Company, as defined by the Internal Revenue Code Section 382. The Company’s net operating loss carryforwards and research and development credits may be subject to the above limitations.

The relevant FASB standard resulted in no adjustments to the Company’s liability for unrecognized tax benefits.  As of the date of adoption and as of December 31, 2011 there were no unrecognizable tax benefits. Accordingly, a tabular reconciliation from beginning to ending periods is not provided. The Company will classify any future interest and penalties as a component of income tax expense if incurred. To date, there have been no interest or penalties charged or accrued in relation to unrecognized tax benefits.  The Company is subject to federal and state examinations for the year 2010 forward. There are no tax examinations currently in progress.

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

NOTE 6 - EQUITY AND MATERIAL TRANSACTIONS

On December 28, 2011, Sowa Jisho Co., Ltd. (“Purchaser”) agreed to acquire 23,350,000 shares of the Company’s common stock par value $0.0001 for a price of $0.0001 per share.  At the same time, Accelerated Venture Partners, LLC agreed to tender 3,500,000 of their 5,000,000 shares of the Company’s common stock par value $0.0001 for cancellation.  Following these transactions, Sowa Jisho Co., Ltd. owned approximately 94% of the Company’s 24,850,000 issued and outstanding shares of common stock par value $0.0001 and the interest of Accelerated Venture Partners, LLC was reduced to approximately 6% of the total issued and outstanding shares.  Simultaneously with the share purchase, Timothy Neher resigned from the Company’s Board of Directors and Katsumi Niisaka was simultaneously appointed to the Company’s Board of Directors.  Such action represents a change of control of the Company.

The purchase of the shares by the Purchaser was completed pursuant to written Subscription Agreements with the Company.  The purchase was not subject to any other terms and conditions other than the sale of the shares in exchange for the cash payment.

Concurrent with the sale of the shares, the Company will file a Certificate of Amendment to its Certificate of Incorporation with the Secretary of State of Delaware in order to change its name to “Sowa Jisho Inc.”.

ITEM 5.01 - CHANGES IN CONTROL OF REGISTRANT

See response to Item 1.01.

On December 28, 2011, Sowa Jisho Co., Ltd. (“Purchaser”) agreed to acquire 23,350,000 shares of the Company’s common stock par value $0.0001 for a price of $0.0001 per share.  At the same time, Accelerated Venture Partners, LLC agreed to tender 3,500,000 of their 5,000,000 shares of the Company’s common stock par value $0.0001 for cancellation.  Following these transactions, Sowa Jisho Co., Ltd. owned approximately 94% of the Company’s 24,850,000 issued and outstanding shares of common stock par value $0.0001 and the interest of Accelerated Venture Partners, LLC was reduced to approximately 6% of the total issued and outstanding shares.  Simultaneously with the share purchase, Timothy Neher resigned from the Company’s Board of Directors and Katsumi Niisaka was simultaneously appointed to the Company’s Board of Directors.  Such action represents a change of control of the Company.

The purchase of the shares by the Purchaser was completed pursuant to written Subscription Agreements with the Company.  The purchase was not subject to any other terms and conditions other than the sale of the shares in exchange for the cash payment.

Concurrent with the sale of the shares, the Company will file a Certificate of Amendment to its Certificate of Incorporation with the Secretary of State of Delaware in order to change its name to “Sowa Jisho Inc.”.

ITEM 5.02 - DEPARTURE OF DIRECTORS OR PRINCIPAL OFFICERS; ELECTION OF DIRECTORS; APPOINTMENT OF PRINCIPAL OFFICERS

Resignation and Appointment of Director and Principal Officers.

On December 28, 2011, concurrent with the consummation of the share purchase by the Purchaser, Timothy Neher submitted his resignation as President, Secretary and Treasurer and a director of the Company.  Simultaneously, the Board appointed and elected Katsumi Niisaka to the office of Chief Executive Officer, President, Secretary, Treasurer and a director of the Company.

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

Results of Operations

For the three and six months ending December 31, 2011 and 2010 the Company had no revenues and incurred $985, $0, $3,585, and $1,800 of general and administrative expenses, respectively. The Company has incurred general and administrative costs, in the amount of $5,385 for the period May 4, 2010 (date of inception) through December 31, 2011.

For the period from inception (May 4, 2010) through December 31, 2011, the Company had no activities that produced revenues from operations and had a net loss of $5,385, due to legal, accounting, audit and other professional service fees incurred in relation to the formation of the Company and the filing of the Company’s Registration Statement on Form 10 filed in July 2010 and other SEC-related compliance matters.

Liquidity and Capital Resources

As of December 31, 2011, the Company had assets equal to $2,435, consisting of cash.  Our current liabilities consist of amounts due to our majority shareholder.

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

Changes in Internal Control Over Financial Reporting

There were no changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the fiscal quarter ended December 31, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

31.1
Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2011.

31.2
Certification of the Company’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2011.

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

Dated: February 14, 2012
SOWA JISHO CO., LTD. Formerly ACCELERATED ACQUISITIONS XIII, INC.

	By:	/s/ Katsumi Niisaka
Katsumi Niisaka
President/ CEO