Form 10-Q/A
period 2011-12-31
Sowa Jisho International Inc.
filed 2012-02-21
CIK 1497919

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
(Amendment No. 1)
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to                      .

Commission file number 000-54058

SOWA JISHO INTERNATIONAL, INC.
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

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SOWA JISHO INTERNATIONAL, INC.
formerly Accelerated Acquisitions XIII, Inc.
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

SOWA JISHO INTERNATIONAL, INC.
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

SOWA JISHO INTERNATIONAL, INC.
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

SOWA JISHO INTERNATIONAL, INC.
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

SOWA JISHO INTERNATIONAL, INC.
formerly Accelerated Acquisitions XIII, Inc.
(A Development Stage Company)
Notes to Financial Statements
December 31, 2011 and 2010 and for the period
May 4, 2010 (date of inception) through December 31, 2011
(unaudited)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

(a)	Organization and Business:

Sowa Jisho International, Inc.formerly Accelerated Acquisitions XIII, Inc. (“the Company”) was incorporated in the state of Delaware on May 4, 2010 for the purpose of raising capital that is intended to be used in connection with its business plan which may include a possible merger, acquisition or other business combination with an operating business.
The Company is currently in the development stage. All activities of the Company to date relate to its organization, initial funding and share issuances.

On December 28, 2011, the Company entered into agreement with an operating Company and changed its name to Sowa Jisho International, Inc.

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

Concurrent with the sale of the shares, the Company will file a Certificate of Amendment to its Certificate of Incorporation with the Secretary of State of Delaware in order to change its name to “Sowa Jisho International, Inc."

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

Concurrent with the sale of the shares, the Company will file a Certificate of Amendment to its Certificate of Incorporation with the Secretary of State of Delaware in order to change its name to “Sowa Jisho International, Inc. Inc.”

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Sowa Jisho International, Inc. (formerly Accelerated Acquisitions XIII, Inc.) (“we”, “our”, “us” or the “Company”) was organized as a vehicle to investigate and, if such investigation warrants, acquire a target company or business seeking the perceived advantages of being a publicly held corporation. Our principal business objective for the next 12 months and beyond such time will be to achieve long-term growth potential through a combination with a business rather than immediate, short-term earnings. The Company will not restrict our potential candidate target companies to any specific business, industry or geographical location and, thus, may acquire any type of business.

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

Dated: February 21, 2012
SOWA JISHO INTERNATIONAL, INC.

	By:	/s/ Katsumi Niisaka
Katsumi Niisaka
President/ CEO