Form 10-K
period 2012-03-31
Sowa Jisho International Inc.
filed 2012-06-29
CIK 1497919

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2012

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______________ to ______________

Commission File Number 000-54058

SOWA JISHO INTERNATIONAL, INC.
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
 (Title of Class)

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  ☐  No  ☒

Indicate by check mark whether the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes  ☐  No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒  No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  No 

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

Large Accelerated Filer ☐	Accelerated Filer ☐

Non-accelerated Filer ☐ (Do not check if a smaller reporting company.)	Smaller Reporting Company ☒

Check whether the issuer is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☒ No ☐

As of June 27, 2012, there were no non-affiliate holders of common stock of the Company.

APPLICABLE ONLY TO CORPORATE REGISTRANTS

As of June 27, 2012 there were 24,850,000 shares of common stock, par value $.0001, outstanding.

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

PART I

Item 1. Description of Business.

Sowa Jisho international, Inc., formally known as Accelerated Acquisitions XIII, Inc. (“we”, “us”, “our”, the "Company" or the "Registrant") was incorporated in the State of Delaware on May 4, 2010. Since inception, the Company has been engaged in organizational efforts and obtaining initial financing. The Company was formed as a vehicle to pursue a business combination and has made no efforts to identify a possible business combination. As a result, the Company has not conducted negotiations or entered into a letter of intent concerning any target business. The business purpose of the Company is to seek the acquisition of, or merger with, an existing company. The Company selected March 31 as its fiscal year end.

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

Item 4.  Mine Safety Disclosures.

None.

PART II

Item 5. Market for Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities.

Common Stock

Our Certificate of Incorporation authorizes the issuance of up to 100,000,000 shares of common stock, par value $.0001 per share (the “Common Stock”).  The Common Stock is not listed on a publicly-traded market.  As of June 27, 2012, there was 2 holders of record of the Common Stock.

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

Recent Sales of Unregistered Securities

The Company did not sell any equity securities that were not registered under the Securities Act during the quarter ended March 31, 2012.

On May 4, 2010, the Registrant sold 5,000,000 shares of Common Stock to Accelerated Venture Partners, LLC for an aggregate investment of $2,000.00.  The Registrant sold these shares of Common Stock under the exemption from registration provided by Section 4(2) of the Securities Act.

On December 28, 2011, Sowa Jisho Co., Ltd. (“Purchaser”) agreed to acquire 23,350,000 shares of the Company’s common stock par value $0.0001 for a price of $0.0001 per share.  At the same time, Accelerated Venture Partners, LLC agreed to tender 3,500,000 of their 5,000,000 shares of the Company’s common stock par value $0.0001 for cancellation.  Following these transactions, Sowa Jisho Co., Ltd. owned approximately 94% of the Company’s 24,850,000 issued and outstanding shares of common stock par value $0.0001 and the interest of Accelerated Venture Partners, LLC was reduced to approximately 6% of the total issued and outstanding shares.  Simultaneously with the share purchase, Timothy Neher resigned from the Company’s Board of Directors and Katsumi Niisaka was simultaneously appointed to the Company’s Board of Directors.  Such action represents a change of control of the Company (as file on form 8-K December 28, 2011).

The Purchaser used their working capital to acquire the Shares. The Purchaser did not borrow any funds to acquire the Shares. Prior to the purchase of the shares, the Purchaser was not affiliated with the Company. However, the Purchaser will be deemed an affiliate of the Company after the share purchase as a result of their stock ownership interest in the Company. The purchase of the shares by the Purchaser was completed pursuant to written Subscription Agreements with the Company.  The purchase was not subject to any other terms and conditions other than the sale of the shares in exchange for the cash payment. The Company filed a Certificate of Amendment to its Certificate of Incorporation with the Secretary of State of Delaware in order to change its name to “Sowa Jisho International Inc.” that was effective on January 19, 2012 (as file on form 8-K file on January 19, 2012).

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

Liquidity and Capital Resources

As of March 31, 2012, the Company had a total of $40 in assets, comprised of cash.   The Company had $2,066 in current liabilities as of March 31, 2012.   The Company can provide no assurance that it can continue to satisfy its cash requirements for at least the next twelve months.

The following is a summary of the Company's cash flows provided by (used in) operating, investing, and financing activities for the year ended March 31, 2012, for the period from May 4, 2010 (Inception) to March 31, 2012.

For the Cumulative Period from Inception May 4 , 2010 to March 31, 2012
Net Cash (Used in) Operating Activities	$(4,295)
Net Cash (Used in) Investing Activities	-
Net Cash Provided by Financing Activities	$4,335
Net Increase (Decrease) in Cash and Cash Equivalents	$40

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

Results of Operations

The Company has not conducted any active operations since inception, except for its efforts to locate suitable acquisition candidates. No revenue has been generated by the Company from May 4, 2010 (Inception) to March 31, 2012.  It is unlikely the Company will have any revenues unless it is able to effect an acquisition or merger with an operating company, of which there can be no assurance.  It is management's assertion that these circumstances may hinder the Company's ability to continue as a going concern.  The Company’s plan of operation for the next twelve months shall be to continue its efforts to locate suitable acquisition candidates.

For the period from inception (May 4, 2010) to March 31, 2012, the Company had a net loss of $6,361, consisting of legal, accounting, audit, filing and other professional service fees incurred in relation to the filing of the Company’s Registration Statement on Form 10 and Quarterly Reports on Form 10-Q.

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

SOWA JISHO INTERNATIONAL, INC
 (A Development Stage Company)

March 31, 2012

TABLE OF CONTENTS

Page(s)

Report of Independent Registered Public Accounting firm	F - 2

Financial Statements:

Balance Sheet as of March 31, 2011	F - 3

Statements of Operations for the Period From Inception (May 4, 2010) to March 31, 2011	F - 4

Statements of Stockholder’s Equity for the Period from
Inception (May 4, 2010) through March 31, 2010	F - 5

Statements of Cash Flows for the Period from Inception (May 4, 2010) to March 31, 2011	F - 6

Notes to Financial Statements	F - 7 to F - 10

Peter Messineo Certified Public Accountant 1982 Otter Way Palm Harbor FL 34685 peter@pm-cpa.com T 727.421.6268 F 727.674.0511

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Sowa Jisho International, Inc.

I have audited the accompanying balance sheet of Sowa Jisho International, Inc. as of March 31, 2012 and March 31, 2011and the related statements of operations, stockholders’ deficit and cash flows for the period from inception (May 4, 2010) through March 31, 2012. These financial statements are the responsibility of the Company’s management. My responsibility is to express an opinion on these financial statements based on my audit.

I conducted my audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. I was not engaged to perform an audit of the Company’s internal control over financial reporting. My audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly I express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sowa Jisho International, Inc. at March 31, 2012, and the results of its operations and its cash flows for the period from inception (May 4, 2010) through March 31, 2012, in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred losses since its inception and has limited cash. These matters raise substantial doubt about the Company’s ability to continue as a going concern. These financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that may result should the Company be unable to continue as a going concern.

/s/ Peter Messineo, CPA
Palm Harbor, Florida
June 27, 2012

SOWA JISHO INTERNATIONAL, INC
(A Development Stage Company)
BALANCE SHEETS

	March 31,	March 31,
	2012	2011

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$40	$200

TOTAL ASSETS	$40	$200

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accrued expenses due to founder	$2,066	0
	-
TOTAL LIABILITIES	$2,066	0

STOCKHOLDERS' DEFICIT:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized; none issued or outstanding
Common stock, $0.0001 par value; 100,000,000 shares authorized; 24,850,000 and 5,000,000 shares issued and outstanding	2,485	500

Additional paid-in capital	1,850	1500
Deficit accumulated during the development stage	(6,361)	(1,800)
TOTAL STOCKHOLDERS' DEFICIT	(2,026)	200

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$40	$200

The accompanying notes are an integral part of these financial statements.

SOWA JISHO INTERNATIONAL, INC
 (A Development Stage Company)
STATEMENTS OF OPERATIONS

			May 4,
			2010
			(Inception)
	Year ended	Year ended	Through
	March 31,	March 31,	March 31,
	2012	2011	2012

Revenues	$--	$--	$--

Operating expenses:
General and administrative	$4,561	$1,800	$6,361

Operating loss	$4,561	$1,800	$6,361

Net loss	$(4,561)	$(1,800)	$(6,361)

Basic and diluted net loss per share	$(0.00)	$(0.00)

Weighted average number of common shares outstanding	10,098,087	5,000,000

The accompanying notes are an integral part of these financial statements.

SOWA JISHO INTERNATIONAL, INC
(A Development Stage Company)
STATEMENTS OF STOCKHOLDERS' DEFICIT

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance prior to inception	—	$—	$—	$—	$—

Issuance of common stock to founder for cash, May 4, 2010 at $.0001 per share	5,000,000	500	1,500	—	2,000
Net loss / comprehensive loss	—	—	—	(1,800)	(1,800)
Balances at March 31, 2011	5,000,000	500	1,500	(1,800)	200
Tender of shares by founder, December 28, 2011 at $.0001 per share	(3,500,000)	(350)	350	----	----
Issue common under subscription agreement with Sowa Jisho, December 28, 2011 at $.0001 per share	23,350,000	2,335	----	----	2,335
Net loss / comprehensive loss	—	—	—	(4,561)	(4,561)
Balances at March 31, 2012	24,850,000	$2,485	$1,850	$(6,361)	$(2,026)

The accompanying notes are an integral part of these financial statements.

SOWA JISHO INTERNATIONAL, INC
(A Development Stage Company)
STATEMENTS OF CASH FLOWS

	March 31, 2012	March 31, 2011	Inception (May 4, 2010) through March 31, 2012 (Cumulative)
OPERATING ACTIVITIES:
Net loss	$(4,561)	$(1,800)	$(6,361)
Adjustments to reconcile net loss to net cash used in operating activities:
Increase in accrued expenses due to founder	2,066		2,066
Stock-based compensation	---	---	----
Net cash used in operating activities	(2,495)	(1,800)	(4,295)

FINANCING ACTIVITIES:
Proceeds from the issuance of common stock	2,335	2,000	4,335

Net increase (decrease) in cash and cash equivalents	(160)	200	40

Cash and equivalents at beginning of period	200	—	—

Cash and equivalents at end of period	$40	$200	$40

The accompanying notes are an integral part of these financial statements.

SOWA JISHO INTERNATIONAL, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2012

NOTE 1	-	ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

(a)	Organization and Business:

Sawo Jisho International, Inc., formally known as Accelerated Acquisitions XIII, Inc. (“the Company”) was incorporated in the state of Delaware on May 4, 2010 for the purpose of raising capital that is intended to be used in connection with its business plan which may include a possible merger, acquisition or other business combination with an operating business.

The Company is currently in the development stage. All activities of the Company to date relate to its organization, initial funding and share issuances.’

(b)	Basis of Presentation
The accompanying Interim Financial Statements are unaudited and have been prepared in accordance with accounting principles generally accepted for interim financial statement presentation and in accordance with the instructions to Regulations S-K.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statement presentation. In the opinion of management, all adjustments for a fair statement of the results and operations and financial position for the interim periods presented have been included.  All such adjustments are of a normal recurring nature. The financial information should be read in conjunction with the Financial Statements and notes thereto included in the Company’s Form 10-K Annual Report for the year ended March 31, 2012 and the Company’s Registration Statement on Form 10. The financial statements presented herein may not be indicative of the results of the Company for the year ending March 31, 2013.

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
For purposes of the statement of cash flows, the Company considers highly liquid financial instruments purchased with a maturity of three months or less to be cash equivalents.  The Company had $40 cash equivalents at March 31, 2012.

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

SOWA JISHO INTERNATIONAL, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2012

NOTE 2	-	GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which assumes the Company will realize its assets and discharge its liabilities in the normal course of business. As reflected in the accompanying financial statements, the Company has a deficit accumulated during the development stage, used cash from operations since its inception, and had $40 of working capital at March 31, 2012. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. The Company’s ability to continue as a going concern is also dependent on its ability to find a suitable target company and enter into a possible reverse merger with such company. Management’s plan includes obtaining additional funds by equity financing through a reverse merger transaction and/or related party advances; however there is no assurance of additional funding being available. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might arise as a result of this uncertainty.

NOTE 3	-	RELATED PARTY TRANSACTIONS

At inception, the Company has issued 5,000,000 shares of restricted common stock to the majority shareholder for initial funding, in the amount of $2,000.

On December 28, 2011, Sowa Jisho Co., Ltd. (“Purchaser”) agreed to acquire 23,350,000 shares of the Company’s common stock par value $0.0001 for a price of $0.0001 per share.  At the same time, Accelerated Venture Partners, LLC agreed to tender 3,500,000 of their 5,000,000 shares of the Company’s common stock par value $0.0001 for cancellation.  Following these transactions, Sowa Jisho Co., Ltd. owned approximately 94% of the Company’s 24,850,000 issued and outstanding shares of common stock par value $0.0001 and the interest of Accelerated Venture Partners, LLC was reduced to approximately 6% of the total issued and outstanding shares.  Simultaneously with the share purchase, Timothy Neher resigned from the Company’s Board of Directors and Katsumi Niisaka was simultaneously appointed to the Company’s Board of Directors.  Such action represents a change of control of the Company (as file on form 8-K December 28, 2011).

The Purchaser used their working capital to acquire the Shares. The Purchaser did not borrow any funds to acquire the Shares. Prior to the purchase of the shares, the Purchaser was not affiliated with the Company. However, the Purchaser will be deemed an affiliate of the Company after the share purchase as a result of their stock ownership interest in the Company. The purchase of the shares by the Purchaser was completed pursuant to written Subscription Agreements with the Company.  The purchase was not subject to any other terms and conditions other than the sale of the shares in exchange for the cash payment. The Company filed a Certificate of Amendment to its Certificate of Incorporation with the Secretary of State of Delaware in order to change its name to “Sowa Jisho International Inc.” that was effective on January 19, 2012 (as file on form 8-K file on January 19, 2012).

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

SOWA JISHO INTERNATIONAL, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2012

NOTE 4	-	INCOME TAXES (Continued)

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

March 31, 2012
Gross deferred tax assets	6,000
Valuation allowance	(6,000)
Net deferred tax asset	—

As of March 31, 2012, the Company had a net operating loss carryforward of approximately $6,000, which will begin to in the tax year 2028.

Federal tax laws impose significant restrictions on the utilization of net operating loss carryforwards and research and development credits in the event of a change in ownership of the Company, as defined by the Internal Revenue Code Section 382. The Company’s net operating loss carryforwards and research and development credits may be subject to the above limitations.

The relevant FASB standard resulted in no adjustments to the Company’s liability for unrecognized tax benefits. As of the date of adoption and as of March 31, 2012 there were no unrecognizable tax benefits. Accordingly, a tabular reconciliation from beginning to ending periods is not provided. The Company will classify any future interest and penalties as a component of income tax expense if incurred. To date, there have been no interest or penalties charged or accrued in relation to unrecognized tax benefits.  The Company is subject to federal and state examinations for the year 2010 forward. There are no tax examinations currently in progress.

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

SOWA JISHO INTERNATIONAL, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2012

NOTE 5	-	RECENT ACCOUNTING PRONOUNCEMENTS: (Continued)

In December 2010, the FASB issued ASU 2010-29, “Business Combinations (Topic 805): Disclosure of Supplementary Pro Forma Information for Business Combinations.  ASU 2010-29 specifies that for material business combinations when comparative financial statements are presented, revenue and earnings of the combined entity should be disclosed as though the business combination had occurred as of the beginning of the comparable prior annual reporting period.  ASU 2010-29 also expands the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. ASU 2010-29 is effective prospectively for business combinations with an acquisition date on or after the beginning of the first annual reporting period after December 15, 2010.  The Company adopted this standard in 2011, and noted it had no impact on its disclosures through March 31, 2012.

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

Item 9A. Controls and Procedures.

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

Changes in Internal Controls over Financial Reporting

There have been no significant changes to the Company’s internal controls over financial reporting that occurred during our last fiscal quarter of the year ended March 31, 2012, that materially affected, or were reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

(a)  Identification of Directors and Executive Officers.  The following table sets forth certain information regarding the Company’s sole officer and director:

Name	Age	Position

Katsumi Niisaka	45	President, Secretary, Treasurer and Director

Katsumi Niisaka, has been the President, Secretary and sole director of the Company since December 28, 2011. Mr. Niisaka is a seasoned, successful executive with strong, deep ties to the real estate industry, and a Director of Sowa Jisho Co., Ltd., based in Japan as an intermediation company for real estate investments in Japan. He also does intermediation for house and office leases in Japan as well as consulting for planning and management of real estate.

Timothy J. Neher, was the President, Secretary and sole director of the Company since its founding in May 2010 until he resigned all positions with the Company December 28, 2011. Mr. Neher is the founding partner of Accelerated Venture Partners, LLC, a private venture capital firm based in Foster City, California, and has over 15 years of experience in connection with the provision of debt and equity financing, mergers and public offering transactions. Timothy is the acting Chief Financial Officer, Treasurer and a Director of Mikojo, Inc. a public reporting company since 2009. Mr. Neher is also Director of Pinpointed Solutions Inc. a private company since 2008, Director of Ipaypod Inc., a private company since 2007, Director of Internet Card Present, Inc., a private company since 2007 and Director of Virolab, Inc a public company since 2010. He is also the President, Secretary and sole director of the following public reporting companies:  Accelerated Acquisitions XII, Inc., Accelerated Acquisitions XIII, Inc.  Prior to founding Accelerated Venture Partners, Internet Card Present Industries, Pinpointed Solutions and Ipaypod, Timothy was Chairman and Chief Executive Officer of Wherify Wireless, a private to public company from 1999 to 2007.  Other past experience includes roles as VP of Marketing & Sales for CTH Consumer Plastics and VP of Operations for Windy City Product Development.

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

Based solely on the Company’s review of the copies of the forms received by it during the fiscal year ended March31, 2011 and written representations that no other reports were required, the Company believes that no person who, at any time during such fiscal year, was a director, officer or beneficial owner of more than 10% of the Company’s common stock failed to comply with all Section 16(a) filing requirements during such fiscal years.

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

Audit Committee

The Board of Directors acts as the audit committee. The Company does not have a qualified financial expert at this time because it has not been able to hire a qualified candidate. Further, the Company believes that it has inadequate financial resources at this time to hire such an expert.  The Company intends to continue to search for a qualified individual for hire.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

(a)           The following table sets forth, as of June 27, 2012, the number of shares of common stock owned of record and beneficially by executive officers, directors and persons who beneficially own more than 5% of the outstanding shares of common stock of the Company. Unless otherwise set forth below, each of the stockholders has an address located at c/o Accelerated Venture Partners, LLC, 1840 Gateway Drive, Suite 200, Foster City, CA 94404.

	Nature of
	Beneficial		Percentage
Name and Address	Ownership		of Class

Sowa Jisho, LTD.. (1)	23,350,000		93.97%
4F k-1 Nishi-shinjyuku, 7-2-6 Nishi-shinjyuku
Shinjyuku-ku
Tokyo, Japan

Accelerated Venture Partners, LLC. (1)	1,500,000		6.03%
1840 Gateway Drive, Suite 200
Foster City, CA 94404

Timothy J. Neher (3)	1,500,000	(2)	6.03%
1840 Gateway Drive, Suite 200
Foster City, CA 94404

All Officers,	24,850,000	(2)	100.00%
Directors and related Parties as a group

(1)	Sowa Jisho, LTD, is currently owned by Katsumi Niisaka, who serves as its Managing Member.

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

Item 14.  Principal Accounting Fees and Services

On July 6, 2011 we selected Peter Messineo, CPA as our independent registered public accounting firm for the fiscal year ended March 31, 2011 and March 31, 2012. Fees billed or to be billed to the Company by Peter Messineo, CPA for professional services include $1,800 for review of quarterly reports and audit of the Company’s financial statements for the period ended March 31, 2012.

There were no other audit fees, audit-related fees, tax fees or other fees billed by either of our independent registered public accounting firms during the fiscal year ended March 31, 2012. All audit fees have been pre-approved by the Board of Directors.

Part IV
Item 15. Exhibits, Financial Statement Schedules

(a)  Financial Statements.

None

(b) Index to Exhibits required by Item 601 of Regulation S-K.

Exhibit	Description

*3.1	Certificate of Incorporation

*3.2	By-laws

**3.3	Certificate of Amendment of its Certificate of Incorporation dated January 19, 2012, by Accelerated Acquisitions XIII, Inc.

31.1
Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Annual Report on Form 10-K for the year ended March 31, 2012

32.1	Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002

101	XBRL Documents

* Filed as an exhibit to the Company's registration statement on Form 10, as filed with the Securities and Exchange Commission on June 27, 2011 and incorporated herein by this reference.

** Filed as an exhibit 10.1 to the Company's form 8-K, as filed with the Securities and Exchange Commission on January 19, 2012 and incorporated herein by this reference.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: June 27, 2012	SOWA JISHO INTERNATIONAL, INC.

	By:	/s/ Katsumi Niisaka
Katsumi Niisaka
President and Director
Chief Executive Officer
Principal Executive Officer

Dated: June 27, 2012	By:	/s/ Katsumi Niisaka
Katsumi Niisaka
Principal Financial Officer

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	Title	Date

/s/ Katsumi Niisaka	President and Sole Director	June 27, 2012
Katsumi Niisaka	Chief Executive Officer