Form 10-Q
period 2012-06-30
Sowa Jisho International Inc.
filed 2012-08-14
CIK 1497919

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to                      .

Commission file number 000-54058

Sowa Jisho International, Inc.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation)	27-2787135 (IRS Employer Identification No.)

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

Indicate the number of shares outstanding of each of the issuer’s classes of the common stock, as of the latest practicable date:   Common Stock, $0.0001 par value: 24,850,000 shares outstanding as of August 15, 2012.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

SOWA JISHO INTERNATIONAL, INC.
(A Development Stage Company)
CONDENSED BALANCE SHEETS

	June 30,	March 31,
	2011	2011
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$40	$40

	$40	$40

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accrued expenses due shareholder	$6,000	$2,066

Total liabilities	6,000	2,066

Commitments and contingencies

Stockholders’ deficit:
Preferred stock, $0.0001 par value, 10,000,000 shares authorized; none issued or outstanding	—	---
Common stock, $0.0001 par value, 100,000,000 shares authorized, 24,850,00 shares issued and outstanding	2,485	2,485
Additional paid-in capital	1,850	1,850
Accumulated deficit	(10,295)	(6,361)

Total stockholders’ deficit	(5,960)	(2026)

	$40	$40

See accompanying notes.

SOWA JISHO INTERNATIONAL, INC.
(A Development Stage Company)
CONDENSED STATEMENTS OF OPERATIONS

	Three months ended June 30, 2012	Three months ended June 30, 2011	Inception (May 4, 2010) through June 30, 2012 (Cumulative)
	(Unaudited)	(Unaudited)	(Unaudited)

Revenues	$—	$—	$—

Operating expenses
General and administrative	3,934	1,800	10,295

Operating loss	(3,934)	(1,800)	(10,295)

Net loss	$(3,934)	$(18,00)	$(10,295)

Basic and diluted net loss per share	$(0.00)	$(0.00)

Shares used in basic and diluted net loss per share calculation	24,850,000	5,000,000

See accompanying notes.

SOWA JISHO INTERNATIONAL, INC.
(A Development Stage Company)
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three months ended June 30, 2012	Three months ended June 30, 2011	Inception (May 4, 2010) through June 30, 2012 (Cumulative)
OPERATING ACTIVITIES:
Net loss	$(6,000)	$(1,800)	(10,295)
Adjustments to reconcile net loss to net cash used in operating activities:
Increase in accrued expenses due to founder	6,000	1,800	8,066
Stock-based compensation	-	—	-

Net cash used in operating activities	(6,000)	(1,800)	(2,229)

FINANCING ACTIVITIES:
Proceeds from the issuance of common stock	—	-	2,269

Net increase in cash and cash equivalents	—	-	40

Cash and equivalents at beginning of period	40	200	—
Cash and equivalents at end of period	$40	$200	40

See accompanying notes.

Sowa Jisho International, Inc.
(A Development Stage Company)
Notes to Financial Statements
June 30, 2012 and 2011 and for the period
May 4, 2010 (date of inception) through June 30, 2012
(unaudited)

NOTE 1	-	ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

(a)	Organization and Business:

Sowa Jisho International, Inc., formerly Accelerated Acquisitions XIII, Inc. (“the Company”) was incorporated in the state of Delaware on May 4, 2010 for the purpose of raising capital that is intended to be used in connection with its business plan which may include a possible merger, acquisition or other business combination with an operating business. On December 28, 2011, Sowa Jisho Co., Ltd. (“Purchaser”) agreed to acquire 23,350,000 shares of the Company’s common stock par value $0.0001 for a price of $0.0001 per share.  At the same time, Accelerated Venture Partners, LLC agreed to tender 3,500,000 of their 5,000,000 shares of the Company’s common stock par value $0.0001 for cancellation.  Following these transactions, Sowa Jisho Co., Ltd. owned approximately 94% of the Company’s 24,850,000 issued and outstanding shares of common stock par value $0.0001 and the interest of Accelerated Venture Partners, LLC was reduced to approximately 6% of the total issued and outstanding shares.  Simultaneously with the share purchase, Timothy Neher resigned from the Company’s Board of Directors and Katsumi Niisaka was simultaneously appointed to the Company’s Board of Directors.  Such action represents a change of control of the Company.

The purchase of the shares by the Purchaser was completed pursuant to written Subscription Agreements with the Company.  The purchase was not subject to any other terms and conditions other than the sale of the shares in exchange for the cash payment.

Concurrent with the sale of the shares, the Company will file a Certificate of Amendment to its Certificate of Incorporation with the Secretary of State of Delaware in order to change its name to “Sowa Jisho International, Inc.”.

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

Sowa Jisho International, Inc.
(A Development Stage Company)
Notes to Financial Statements
June 30, 2012 and 2011 and for the period
May 4, 2010 (date of inception) through June 30, 2012
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

For purposes of the statement of cash flows, the Company considers highly liquid financial instruments purchased with a maturity of three months or less to be cash equivalents.  The Company had $24 cash equivalents at June 30, 2012.

(d)	Loss per Common Share

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

NOTE 2	GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which assumes the Company will realize its assets and discharge its liabilities in the normal course of business. As reflected in the accompanying financial statements, the Company has a deficit accumulated during the development stage, used cash from operations since its inception, and has negative working capital at June 30,2012. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. The Company’s ability to continue as a going concern is also dependent on its ability to find a suitable target company and enter into a possible reverse merger with such company. Management’s plan includes obtaining additional funds by equity financing through a reverse merger transaction and/or related party advances; however there is no assurance of additional funding being available. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might arise as a result of this uncertainty.

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

Sowa Jisho International, Inc.
(A Development Stage Company)
Notes to Financial Statements
June 30, 2012 and 2011 and for the period
May 4, 2010 (date of inception) through June 30, 2012
(unaudited)

NOTE 3	-	RELATED PARTY TRANSACTIONS (Continued)

We depend on our sole officer and director, to provide the Company with the necessary funds to implement our business plan, as necessary.  The Company does not have a funding commitment or any written agreement for our future required cash needs.

The majority shareholder has advanced funds, as necessary.  These advances are considered temporary in nature and are payable on demand.   There is no formal document describing the terms of this arrangement (maturity date and interest rates).  As of June 30, 2012, the debts, in the amount of $8,066 was due shareholder.

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

As of June 30, 2012 the Company had a net operating loss carryforward of approximately $10,295 which will begin to in the tax year 2028.

Federal tax laws impose significant restrictions on the utilization of net operating loss carryforwards and research and development credits in the event of a change in ownership of the Company, as defined by the Internal Revenue Code Section 382. The Company’s net operating loss carryforwards and research and development credits may be subject to the above limitations.

The relevant FASB standard resulted in no adjustments to the Company’s liability for unrecognized tax benefits.  As of the date of adoption and as of June 30, 2012 there were no unrecognizable tax benefits. Accordingly, a tabular reconciliation from beginning to ending periods is not provided. The Company will classify any future interest and penalties as a component of income tax expense if incurred. To date, there have been no interest or penalties charged or accrued in relation to unrecognized tax benefits.  The Company is subject to federal and state examinations for the year 2010 forward. There are no tax examinations currently in progress.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Sowa Jisho International, Inc., formerly Accelerated Acquisitions XIII, Inc. (“we”, “our”, “us” or the “Company”) was organized as a vehicle to investigate and, if such investigation warrants, acquire a target company or business seeking the perceived advantages of being a publicly held corporation. Our principal business objective for the next 12 months and beyond such time will be to achieve long-term growth potential through a combination with a business rather than immediate, short-term earnings. The Company will not restrict our potential candidate target companies to any specific business, industry or geographical location and, thus, may acquire any type of business.

Results of Operations

For the three ended June 30, 2012 and 2011 the Company had no revenues and incurred $6,000 and$1,800 of general and administrative expenses, respectively. The Company has incurred general and administrative costs, in the amount of $10,295 for the period May 4, 2010 (date of inception) through June 30, 2012 due to legal, accounting, audit and other professional service fees incurred in relation to the formation of the Company and the filing of the Company’s Registration Statement on Form 10 filed in July 2010 and other SEC-related compliance matters.

Liquidity and Capital Resources

As of June 30, 2012, the Company had assets equal to $40, consisting of cash.  Our current liabilities consist of amounts due to our majority shareholder.

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

Changes in Internal Control Over Financial Reporting

There were no changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the fiscal quarter ended June 30, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

31.1
Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012.

31.2
Certification of the Company’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012.

32.1	Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

101*	XBRL Reports

* To be filed by amendment

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: August 14, 2012
Sowa Jisho International, Inc.

	By:	/s/ Katsumi Niisaka
Katsumi Niisaka
President/ CEO