Form 10-Q/A
period 2012-06-30
Sowa Jisho International Inc.
filed 2012-09-17
CIK 1497919

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

AMENDMENT NO.1
to
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _____ to _____

Commission file number 000-54058

Sowa Jisho International, Inc.
(Exact name of registrant as specified in its charter)

Delaware	27-2787135
(State or other jurisdiction of incorporation)	(IRS Employer Identification No.)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☑  No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of the common stock, as of the latest practicable date:   Common Stock, $0.0001 par value: 24,850,000 shares outstanding as of August 15, 2012.

EXPLANATORY NOTE

The purpose of this Amendment No. 1 to Sowa Jisho International, Inc. Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2012, filed with the Securities and Exchange Commission on August 14, 2012 (the “Form 10-Q”), is to furnish Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T. Exhibit 101 to this report provides the consolidated financial statements and related notes from the Form 10-Q formatted in XBRL (eXtensible Business Reporting Language).

There were some corrections made to the tables as well. No other changes have been made to the Form 10-Q. This Amendment No. 1 to the Form 10-Q speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-Q.

Pursuant to Rule 406T of Regulation S-T, the interactive data files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

SOWA JISHO INTERNATIONAL, INC.
(A Development Stage Company)
CONDENSED BALANCE SHEETS

	June 30,	March 31,
	2012	2012
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$40	$40

	$40	$40

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accrued expenses due shareholder	$8,066	$2,066

Total liabilities	8,066	2,066

Commitments and contingencies

Stockholders’ deficit:
Preferred stock, $0.0001 par value, 10,000,000 shares authorized; none issued or outstanding	—	---
Common stock, $0.0001 par value, 100,000,000 shares authorized, 24,850,00 shares issued and outstanding	2,485	2,485
Additional paid-in capital	1,850	1,850
Accumulated deficit	(12,361)	(6,361)

Total stockholders’ deficit	(8,026)	(2026)

	$40	$40

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

See accompanying notes.

SOWA JISHO INTERNATIONAL, INC.
(A Development Stage Company)
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three months ended June 30, 2012	Three months ended June 30, 2011	Inception (May 4, 2010) through June 30, 2012 (Cumulative)
OPERATING ACTIVITIES:
Net loss	$(6,000)	$(1,800)	(12,361)
Adjustments to reconcile net loss to net cash used in operating activities:
Increase in accrued expenses due to founder	6,000	1,800	8,066
Stock-based compensation	-	—	-

Net cash used in operating activities	(6,000)	(1,800)	(4,295)

FINANCING ACTIVITIES:
Proceeds from the issuance of common stock	—	-	(4,335)

Net increase in cash and cash equivalents	—	-	40

Cash and equivalents at beginning of period	40	200	—
Cash and equivalents at end of period	$40	$200	40

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

For purposes of the statement of cash flows, the Company considers highly liquid financial instruments purchased with a maturity of three months or less to be cash equivalents.  The Company had $40 cash equivalents at June 30, 2012.

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

As of June 30, 2012 the Company had a net operating loss carryforward of approximately $4,202 which will begin to in the tax year 2028.

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

Results of Operations

For the three ended June 30, 2012 and 2011 the Company had no revenues and incurred $6,000 and$1,800 of general and administrative expenses, respectively. The Company has incurred general and administrative costs, in the amount of $12,361 for the period May 4, 2010 (date of inception) through June 30, 2012 due to legal, accounting, audit and other professional service fees incurred in relation to the formation of the Company and the filing of the Company’s Registration Statement on Form 10 filed in July 2010 and other SEC-related compliance matters.

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

31.1**
Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012.

31.2**
Certification of the Company’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012.

32.1**	Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

101*	XBRL Reports

* Filed herewith.
** Previously filed.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: September 14, 2012
Sowa Jisho International, Inc.

	By:	/s/ Katsumi Niisaka
Katsumi Niisaka
President/CEO