Form 10-Q
period 2012-09-30
Sowa Jisho International Inc.
filed 2012-11-14
CIK 1497919

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

Indicate the number of shares outstanding of each of the issuer’s classes of the common stock, as of the latest practicable date:   Common Stock, $0.0001 par value: 24,850,000 shares outstanding as of November 1, 2012.

SOWA JISHO INTERNATIONAL, INC.

- INDEX -

PART I – FINANCIAL INFORMATION:

Item 1.	Financial Statements (unaudited)	3

	Balance Sheets as of September, 2012 (unaudited) and March 31, 2012 (audited)	3

	Statements of Operations for the six months ended September 30, 2012 and for the six months ended September 30, 2011 and for the cumulative period from inception (May 4, 2010) through September 30, 2012 (unaudited)	4

	Statement of Stockholders’ Equity (Deficit)	5

	Statements of Cash Flows for the six months ended September 30, 2012 and for the six months ended September 30, 2011 and for the cumulative period from inception (May 4, 2010) to September 30, 2012 (unaudited)	6

	Notes to Financial Statements (unaudited)	7

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	12

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	17

Item 4T.	Controls and Procedures	17

PART II – OTHER INFORMATION:

Item 1.	Legal Proceedings	18

Item 1A	Risk Factors	18

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	18

Item 3.	Defaults Upon Senior Securities	18

Item 4.	(Reserved and Removed)	18

Item 5.	Other Information	18

Item 6.	Exhibits	19

Signatures		20

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

SOWA JISHO INTERNATIONAL, INC.
(A Development Stage Company)
CONDENSED BALANCE SHEETS

	September 30,	March 31,
	2012	2012
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$40	$40

	$40	$40

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accrued expenses due shareholder	$6,000	$2,066

Total liabilities	6,000	2,066

Commitments and contingencies

Stockholders’ deficit:
Preferred stock, $0.0001 par value, 10,000,000 shares authorized; none issued or outstanding	—	---
Common stock, $0.0001 par value, 100,000,000 shares authorized, 24,850,00 shares issued and outstanding	2,485	2,485
Additional paid-in capital	1,850	1,850
Accumulated deficit	(10,295)	(6,361)

Total stockholders’ deficit	(5,960)	(2026)

	$40	$40

See accompanying notes.

SOWA JISHO INTERNATIONAL, INC.
(A Development Stage Company)
CONDENSED STATEMENTS OF OPERATIONS

					Inception
					(May 4, 2010)
	Three months ended		Six months ended		through September 30,
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011	2012(Cumulative)
			(Unaudited)	(Unaudited)	(Unaudited)

Revenues	$—	$—	$—	$—	$—

Operating expenses
General and administrative	-	800	6,000	2,600	10,295

Total operating expenses	-	800	6,000	2,600	10,295

Net loss	-	$(800)	$(6,000)	$(2,600)	$(10,295)

Basic and diluted net loss per share	$(0)	$(0.00)	$(0.00)	$(0.00)

Shares used in basic and diluted net loss per share calculation	21,311,812	17,945,055	21,311,812	17.945,055

See accompanying notes.

SOWA JISHO INTERNATIONAL, INC.
(A Development Stage Company)
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six months ended September 30, 2012	Six months ended September 30, 2011	Inception (May 4, 2010) through September 30, 2012 (Cumulative)
OPERATING ACTIVITIES:
Net loss	$(6,000)	$(2,600)	(10,295)
Adjustments to reconcile net loss to net cash used in operating activities:
Increase in accrued expenses due to founder	6,000	1,800	8,066
Stock-based compensation	-	—	-

Net cash used in operating activities	0	(800)	(2,229)

FINANCING ACTIVITIES:
Proceeds from the issuance of common stock	—	-	2,269

Net increase in cash and cash equivalents	—	-	40

Cash and equivalents at beginning of period	40	200	—
Cash and equivalents at end of period	$40	$200	40

See accompanying notes.

Sowa Jisho International, Inc.
(A Development Stage Company)
Notes to Financial Statements
September 30, 2012 and 2011 and for the period
May 4, 2010 (date of inception) through September 30, 2012
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

For purposes of the statement of cash flows, the Company considers highly liquid financial instruments purchased with a maturity of three months or less to be cash equivalents.  The Company had $24 cash equivalents at September 30, 2012.

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

The accompanying financial statements have been prepared on a going concern basis, which assumes the Company will realize its assets and discharge its liabilities in the normal course of business. As reflected in the accompanying financial statements, the Company has a deficit accumulated during the development stage, used cash from operations since its inception, and has negative working capital at September 30,2012. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. The Company’s ability to continue as a going concern is also dependent on its ability to find a suitable target company and enter into a possible reverse merger with such company. Management’s plan includes obtaining additional funds by equity financing through a reverse merger transaction and/or related party advances; however there is no assurance of additional funding being available. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might arise as a result of this uncertainty.

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

The majority shareholder has advanced funds, as necessary.  These advances are considered temporary in nature and are payable on demand.   There is no formal document describing the terms of this arrangement (maturity date and interest rates).  As of September 30, 2012, the debts, in the amount of $8,066 was due shareholder.

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

As of September 30, 2012 the Company had a net operating loss carryforward of approximately $10,295 which will begin to in the tax year 2028.

Federal tax laws impose significant restrictions on the utilization of net operating loss carryforwards and research and development credits in the event of a change in ownership of the Company, as defined by the Internal Revenue Code Section 382. The Company’s net operating loss carryforwards and research and development credits may be subject to the above limitations.

The relevant FASB standard resulted in no adjustments to the Company’s liability for unrecognized tax benefits.  As of the date of adoption and as of September 30, 2012 there were no unrecognizable tax benefits. Accordingly, a tabular reconciliation from beginning to ending periods is not provided. The Company will classify any future interest and penalties as a component of income tax expense if incurred. To date, there have been no interest or penalties charged or accrued in relation to unrecognized tax benefits.  The Company is subject to federal and state examinations for the year 2010 forward. There are no tax examinations currently in progress.

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

Results of Operations

For the six months ended September 30, 2012 and 2011 the Company had no revenues and incurred $6,000 and$1,800 of general and administrative expenses, respectively. The Company has incurred general and administrative costs, in the amount of $10,295 for the period May 4, 2010 (date of inception) through September 30, 2012 due to legal, accounting, audit and other professional service fees incurred in relation to the formation of the Company and the filing of the Company’s Registration Statement on Form 10 filed in July 2010 and other SEC-related compliance matters.

Liquidity and Capital Resources

As of September 30, 2012, the Company had assets equal to $40, consisting of cash.  Our current liabilities consist of amounts due to our majority shareholder.

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

ITEM 4T.      Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of March 31, 2010. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that our disclosure and controls are designed to ensure that information required  to  be disclosed by us in the reports that we file or submit under the Exchange Act is  accumulated and communicated to our management, including our principal executive officer and principal  financial  officer,  or  persons performing  similar  functions,  as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the fiscal quarter ended September 30, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

31.1
Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012.

31.2
Certification of the Company’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012.

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

Dated: November 13, 2012
Sowa Jisho International, Inc.

	By:	/s/ Katsumi Niisaka
Katsumi Niisaka
President/ CEO