Form 10-Q/A
period 2012-09-30
Sowa Jisho International Inc.
filed 2012-12-17
CIK 1497919

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
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

Accelerated Acquisitions XIII, Inc.
(Former name or former address)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, non-accelerated filer or a smaller reporting company. See definition of “accelerated filer”, “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act):

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

SOWA JISHO INTERNATIONAL, INC.

- INDEX -

PART I – FINANCIAL INFORMATION:

Item 1.	Financial Statements (unaudited)	3

	Balance Sheets as of September 30, 2012 (unaudited) and March 31, 2012 (audited)	3

	Statements of Operations for the three and six months ended September 30, 2012 and 2011 and for the cumulative period from inception (May 4, 2010) through September 30, 2012 (unaudited)	4

	Statement of Stockholders’ Equity (Deficit)	5

	Statements of Cash Flows for the six months ended September 30, 2012 and 2011 and for the cumulative period from inception (May 4, 2010) to September 30, 2012 (unaudited)	6

	Notes to Financial Statements (unaudited)	7

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	12

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	17

Item 4T.	Controls and Procedures	17

PART II – OTHER INFORMATION:

Item 1.	Legal Proceedings	18

Item 1A	Risk Factors	18

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	18

Item 3.	Defaults Upon Senior Securities	18

Item 4.	Mining Safety Disclosure	18

Item 5.	Other Information	18

Item 6.	Exhibits	19

Signatures		20

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

SOWA JISHO INTERNATIONAL, INC.
(A Development Stage Company)
CONDENSED BALANCE SHEETS

	September 30,	March 31,
	2012	2012
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$40	$40

Total Assets	$40	$40

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accrued expenses due shareholder	$8,060	$2,066

Total liabilities	8,060	2,066

Stockholders’ deficit:
Preferred stock, $0.0001 par value, 10,000,000 shares authorized; none issued or outstanding	—	---
Common stock, $0.0001 par value, 100,000,000 shares authorized, 24,850,00 shares issued and outstanding	2,485	2,485
Additional paid-in capital	1,850	1,850
Accumulated deficit	(12,361)	(6,361)

Total stockholders’ deficit during development stage	(8,026)	(2,026)

Total liabilities and stockholder's df	$40	$40

See accompanying notes.

SOWA JISHO INTERNATIONAL, INC.
(A Development Stage Company)
CONDENSED STATEMENTS OF OPERATIONS

					Inception
					(May 4, 2010)
	Three months ended		Six months ended		through September 30,
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011	2012(Cumulative)
			(Unaudited)	(Unaudited)	(Unaudited)

Revenues	$—	$—	$—	$—	$—

Operating expenses
General and administrative	-	800	6,000	2,600	12,361

Total operating expenses	-	800	6,000	2,600	12,361

Net loss	-	$(800)	$(6,000)	$(2,600)	$(12,361)

Basic and diluted net loss per share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Shares used in basic and diluted net loss per share calculation	21,311,812	5,000,000	21,311,812	5,000,000

See accompanying notes.

SOWA JISHO INTERNATIONAL, INC
(A Development Stage Company)
STATEMENTS OF STOCKHOLDERS' DEFICIT

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance prior to inception	—	$—	$—	$—	$—

Issuance of common stock to founder for cash, May 4, 2010 at $.0001 per share	5,000,000	500	1,500	—	2,000
Net loss / comprehensive loss	—	—	—	(1,800)	(1,800)
Balances at March 31, 2011	5,000,000	500	1,500	(1,800)	200
Tender of shares by founder, December 28, 2011 at $.0001 per share	(3,500,000)	(350)	350	----	----
Issue common under subscription agreement with Sowa Jisho, December 28, 2011 at $.0001 per share	23,350,000	2,335	----	----	2,335
Net loss / comprehensive loss	—	—	—	(40,561)	(10,561)
Balances at September 30, 2012	24,850,000	$2,485	$1,850	$(12,361)	$(8,026)

See accompanying notes.

SOWA JISHO INTERNATIONAL, INC.
(A Development Stage Company)
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six months ended September 30, 2012	Six months ended September 30, 2011	Inception (May 4, 2010) through September 30, 2012 (Cumulative)
OPERATING ACTIVITIES:
Net loss	$(6,000)	$(2,600)	$(12,361)
Adjustments to reconcile net loss to net cash used in operating activities:
Increase in accrued expenses due to founder	6,000	1,800	8,066
Stock-based compensation	—	—	—

Net cash used in operating activities	0	(800)	(4,295)

FINANCING ACTIVITIES:
Proceeds from the issuance of common stock	—	—	4,335

Net increase in cash and cash equivalents	—	—	40

Cash and equivalents at beginning of period	40	200	—
Cash and equivalents at end of period	$40	$200	$40

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

For purposes of the statement of cash flows, the Company considers highly liquid financial instruments purchased with a maturity of three months or less to be cash equivalents.  The Company had $40 cash equivalents at September 30, 2012.

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

The accompanying financial statements have been prepared on a going concern basis, which assumes the Company will realize its assets and discharge its liabilities in the normal course of business. As reflected in the accompanying financial statements, the Company has a deficit accumulated during the development stage, used cash from operations since its inception, and has negative working capital at September 30, 2012. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. The Company’s ability to continue as a going concern is also dependent on its ability to find a suitable target company and enter into a possible reverse merger with such company. Management’s plan includes obtaining additional funds by equity financing through a reverse merger transaction and/or related party advances; however there is no assurance of additional funding being available. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might arise as a result of this uncertainty.

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

Results of Operations

For the six months ended September 30, 2012 and 2011 the Company had no revenues and incurred $6,000 and $2,600 of general and administrative expenses, respectively. The Company has incurred general and administrative costs, in the amount of $12,361 for the period May 4, 2010 (date of inception) through September 30, 2012 due to legal, accounting, audit and other professional service fees incurred in relation to the formation of the Company and the filing of the Company’s Registration Statement on Form 10 filed in July 2010 and other SEC-related compliance matters.

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

32.1	Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

101	XBRL Reports

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: December 17, 2012
Sowa Jisho International, Inc.

	By:	/s/ Katsumi Niisaka
Katsumi Niisaka
President/ CEO